Form 10-Q
period 1999-09-30
PLUME CREEK INC
filed 1999-11-16
CIK 1091563

(This page intentionally left blank.)

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period ended:  September 30, 1999

Commission File No. 0-26885

PLUME CREEK, INC.
-----------------------------
(Exact name of registrant as specified in its charter)


Nevada                                   82-0511729
---------------------                            ---------------
(State  or  other  jurisdiction  of          (I.R.S.  Employer
incorporation or organization)               Identification No.)


       6352  Almquist  Avenue
          P.O.  Box  396
          Murray,  Idaho                                     83874
---------------------------------------          --------
(Address of principal executive offices)         (Zip code)

Issuer's telephone number: (208) 682-4739

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              ( x ) Yes                    (   ) No

As of September 30, 1999, Registrant had 2,166,282 shares of Common Stock outstanding.
--------------------
(Title  of  Class)

INDEX

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                              Balance Sheets, December 31, 1998 and            4
                              September 31, 1999.

                              Statements of Operations, Nine Months            5
                              Ended September 30, 1998 and Nine Months
                              Ended September 30, 1999 (Unaudited) and
                              From March 25, 1970 (Date of Inception)
                              Through September 30, 1999.

                              Statements of Stockholders' Equity,              6
                              From March 25, 1970 (Date of Inception)
                              Through September 30, 1999 (Unaudited).

                              Statements of Cash Flows, Nine Months            8
                              Ended September 30, 1998 and Nine Months
                              Ended September 30, 1999 (Unaudited) and
                              From March 25, 1970(Date of Inception)
                              Through September 30, 1999 (Unaudited).

                              Notes to Financial Statements                    9

Item 2.                       Management's Discussion and Analysis of          9
                              Financial conditions and Results of
                              Operations.


PART II.          OTHER INFORMATION                                           10

Item 1.                    Index to Exhibits

a. Reports on Form 8-K

b. Signatures

c. Exhibit 27 - Financial Data Schedule

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


PLUME CREEK, INC.
(A development stage company)

Balance Sheets


                                                            (Unaudited)
                                            DECEMBER 31,    SEPTEMBER 30,
                                              1998             1999
                                            ------------    -------------
ASSETS


     Cash                                   $     4,941     $     3,298
                                            ============    ============



LIABILITIES                                 $       -       $       -

STOCKHOLDERS' EQUITY
     Common stock, 100,000,000 shares
     $.005 par value, authorized:
     2,166,282 shares issued and
     outstanding                            $    10,831     $    10,831

Additional paid-in capital                      331,734         331,734

Deficit accumulated during the
development stage                              (337,624)     (339,267)
                                            ------------   ------------

     TOTAL STOCKHOLDERS' EQUITY                   4,941           3,298
                                            ------------   ------------
                                            $     4,941     $     3,298
                                            ============   ============



See accompanying notes to financial statements.

PLUME CREEK, INC.
(A development stage company)

Statements of Operations


Period from
                    March 25, 1970              Nine months ended
                   (Date of                 September 30,     September 30,
                   Inception) to               1998               1999
                   December 31, 1998        (Unaudited)        (Unaudited)
                   -----------------        -----------         ----------
REVENUES           $            -           $      -            $     -

EXPENSES                       6,889              59            1,643
                   -----------------        -----------         ----------
NET LOSS FROM
  OPERATIONS                 (6,889)             1830           (1,643)

LOSS FROM
  DISCONTINUED
  OPERATIONS               (330,735)               -                  -
                   -----------------        -----------         ----------

NET LOSS           $       (337,624)        $     (1889)        $  (1,643)
                   =================        ============        ===========

HISTORICAL BASIC
  AND DILUTED
  LOSS PER SHARE   $          (2.28)        $      -                  -
                   =================        ============        ===========

HISTORICAL
  WEIGHTED AVERAGE
  SHARES
  OUTSTANDING                148,325              166,282         2,166,282
                   =================         ============       ===========


See accompanying notes to financial statements.

PLUME CREEK, INC.
(A development stage company)

Statements of Stockholders' Equity
Period from March 25, 1970 (Date of inception) to September 30, 1999

                                                           Deficit
                                                           Accumulated
                                               Additional  During the
                                    Common     Paid-in     Development
                                    Stock      Capital     Stage          Total
                                  ---------  ----------  ------------  ---------
At Inception, March 25, 1970       $     -    $    -      $       -     $     -
Add (Deduct)
1970 - 75,000 shares issued
  for mining rights for $2.00
  per share                            375   149,625            -       150,000
1970 - 9,172 shares issued
  for services for $2.00
  per share                             46    18,299            -        18,345
1972 - 11,350 shares issued
  for services for $2.00
  per share                             57    22,643            -        22,700
1973 - 8,745 shares issued
  for services for $2.00
  per share                             44    17,446            -        17,490
1974 - 7,550 shares issued
  for services for $2.00
  per share                             38    15,062            -        15,100
1975 - 3,000 shares issued
  for services for $2.00
  per share                             15     5,985            -         6,000
1976 - 3,000 shares issued
  for services for $2.00
  per share                             15     5,985            -         6,000
1977 - 3,000 shares issued
  for services for $2.00
  per share                             15     5,985            -         6,000
1978 - 4,200 shares issued
  for services for $2.00
  per share                             21     8,379            -         8,400
1979 - 6,350 shares issued
  for services for $2.00
  per share                             32    12,668            -        12,700
1981 - 2,500 shares issued
  for services for $2.00
  per share                             12     4,988            -         5,000
1983 - 1,500 shares issued
  for services for $2.00
  per share                              7     2,993            -         3,000


1984 - 5,000 shares issued
  for services for $2.00
  per share                             25     9,975            -        10,000
1987 - 25,000 shares issued
  for services for $2.00
  per share                            125    49,875            -        50,000
Net loss from inception
  through December 31, 1996             -         -       (330,735)   (330,735)
                                ---------  ----------  ------------  ----------
Balances, December 31, 1996             827   329,908      (330,735)        -


PLUME CREEK, INC.
(A development stage company)

Statements of Stockholders' Equity
Period from March 25, 1970 (Date of inception) to September 30, 1999

                                                           Deficit
                                                           Accumulated
                                               Additional  During the
                                    Common     Paid-in     Development
                                    Stock      Capital     Stage            Total
                                ---------  ----------  ------------  ----------
Balance forward                        827     329,908      (330,735)        -

Deduct:
  Net loss for the year ended
  December 31, 1997                      -          -             -           -
                                ---------  ----------  ------------  ----------
Balances December 31, 1997              827    329,908      (330,735)        -

Add (Deduct)
  915 shares issued
  for services for $2.00
  per share, on July 15, 1998             4      1,826           -       1,830

  1,000,000 shares issued
  for services for $.005 per share
  on October 20, 1998                 5,000        -              -      5,000

  1,000,000 shares issued
  for services for $.005 per share
  on December 8, 1998                 5,000        -              -      5,000

Net loss for the year ended
  December 31, 1998                      -          -         (6,889)   (6,889)
                                ---------  ----------  ------------  ----------
Balances, December 31, 1998         10,831    331,734      (337,624)      4,941
                                ---------  ----------  ------------  ----------

Add (Deduct):
Net loss for the nine months
  Ended September 30, 1999
  (Unaudited)                         -          -           (1,643)    (1,643)
                                ---------  ----------  ------------  ----------
Balances, September 30, 1999,
  (Unaudited)                      10,831  $ 331,734   $   (339,267) $    3,298
                                =========  ==========  ============  ==========

See accompanying financial statements.

PLUME CREEK, INC.
(A development stage company)

Statements of Cash Flows

                   Period from
                   March 25, 1970                     Nine months ended
                  (Date of                      September 30,     September 30,
                   Inception) to                   1998                 1999
                   December 31, 1998            (Unaudited)         (Unaudited)
                    -----------------         -----------            ----------
Increase (Decrease)
  In Cash

CASH FLOWS FROM
  OPERATING
  ACTIVITIES:

  Net Loss            $       (337,624)   $      (59)               $  (1,643)
  Adjustments to
    reconcile net
    loss to net
    cash provided
    by operating
    activities:

    Issuance of
    common stock
    for services
    rendered and
    claims                      337,565          1,830                   -
                      -----------------      ------------       --------------

 Net cash used in
  Operating
  Activities                     (59)            (59)                  (1,643)

CASH FLOWS FROM
  FINANCING
  ACTIVITIES:

  Common stock
    issued                       5,000            1,830                     -
                       -----------------      -----------        --------------

Net Increase
  (Decrease)
  in Cash                        4,941             4,941                (1,643)

Cash, beginning
  of period                        -                 -                   4,941
                       -----------------      -----------        --------------

>page>
Cash, end of Year/
  Period               $          4,941      $      4,941             $   3,298
                      =================     ==============        =============


See accompanying financial statements.

PLUME  CREEK,  INC.
(A  development  stage  company)

Notes to Financial statements

The accompanying financial statements reflect the activities of the Company from its inception through December 31, 1998 and the nine month periods ending September 30, 1997 and September 30, 1998. The Company operates on a fiscal year ending December 31.
Unaudited interim financial data - The unaudited financial statements as of June 30, 1999, and for the six months ended June 30, 1998 and 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments necessary to present fairly the information set forth within, in accordance with generally accepted accounting principles.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company was formed in 1970 and obtained certain mining claims and rights. Those rights were subsequently abandoned and the Company has conducted no business since 1985. The Company has never generated any revenue in its history. The Company is currently reorganizing its capital structure and is pursuing registration as a public company. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

PART II          OTHER INFORMATION

Item  1.  Exhibit  Index


a. Reports on Form 8-K

b.          Signatures

c.          (27)  Financial  Data  Schedule



(a) There have been no reports on Form 8-K for the nine months ended September 30, 1999.


(b)                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUME  CREEK,  INC.
(Registrant)

Date:  July  21,  1999                           /s/Dale  F.  Miller
                                                 ------------------------------
                                                 Dale  F.  Miller,  President