Form 10KSB
period 1999-12-31
PLUME CREEK INC
filed 2000-03-20
CIK 1091563

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .6"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt











(This space intentionally left blank.)

























                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                         _____________________________

                                FORM 10-KSB
                         _____________________________

(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

     [ ]   Transition Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

Commission File Number   0-26885


                                PLUME CREEK, INC.
                          -----------------------------
                   (Name of Small Business Issuer in its charter)


         Nevada                           82-0511729
---------------------                    ---------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

                       1408 Westwood Court
                         Sandpoint, Idaho                              83864
              ----------------------------------------                --------
              (Address of principal executive offices)               (Zip code)

               (208) 263-8179
               ---------------
           Issuer's telephone number


Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
   Yes [X]    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [ ]

     State the issuer's revenues for its most recent fiscal year.
 $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60
days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                  Outstanding as of December 31, 1999
   Common Stock, $.005 Par Value                4,332,565 (after stock split
                                                            01/16/2000)

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]



                         TABLE OF CONTENTS

                                                                         Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            4

Item 2.   Description of Property. . . . . . . . . . . . . . . .            8

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            9

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .            9

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .            9

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           11

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           12

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           22

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           22

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           23

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           23

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           24

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           25

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           26

                                     PART I

Item 1.    Description of Business

Business Developement

    Plume Creek, Inc. (the "Company") was incorporated on March 25, 1970 under the laws of the State of Idaho, under the name Plume Creek Silver Mines, Inc. for the purpose of exploration of 13 unpatented claims in the Clark Fork Mining District in Bonner County, Idaho. From 1970 to 1984, the Company engaged in initial exploration and assessment of its claims and the construction of mining roads and tunnels. These services were paid for by the Company issuing its stock. Since 1984, the Company has been inactive and has undertaken no business operations to date. Since the Company abandoned its claims and has no other assets, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. On April 9, 1999, the Company formed a corporation in Nevada with the intent to move its domicile to Nevada. On June 16, 1999, the Company amended the Nevada Articles of Incorporation to provide its current capital structure. On June 17, 1999, the Company implemented its change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada Corporations. On January 6, 2000 by Unanimous Written Consent of the Board of Directors, the common stock of the corporation was split on a 2 shares for 1 basis and, for the purpose of effecting such stock split, the number of authorized capital stock was doubled. Unanimous Written Consent of the Board of Directors of Plume Creek, Inc. and required Certificate were filed with Secretary of State of Nevada pursuant to Section 78.315 of the Nevada General Corporation Law.

    Under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file its periodic reports under the Exchange Act in the event its obligation to file such reports is suspended under applicable provisions of the Exchange Act. The Company files its reports with the Commission electronically. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The address of that site is (http://www.sec.gov.). The e-mail address of the Company is (cdagold@nidlink.com).

    Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

    The Company has been in the developmental stage since 1984 and has had no operations since 1984. The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities or undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan.

    The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described herein.

Business of Issuer

    The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

    Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

    Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities.

    If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would like to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

    The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

    Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

    In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

    Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

    Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

    Because of the Company's current situation, having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

    Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates.

    In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would have such an arrangement ratified by the shareholders in an appropriate manner.

    Presently, it is highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, none of the Company's officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

    It is presently anticipated by management that prior to consummating a possible acquisition, merger, or other business combination the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, the Board of Directors will have the discretion to consummate a business combination without shareholder approval if permissible under the laws of the State of Idaho and the laws of the state in which the other entity resides. Regardless of whether an action is ratified by the Board or by the shareholders, the Board will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by subsequent report to the shareholders if the action is taken by the Board.

Competition

    Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

    As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

    The Company is currently using as its principal place of business the personal residence of its Secretary located in Clark Fork, Idaho. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. The Company has no current plans to secure such commercial office space.

Industry Segments

    No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Item 7 of this Form 10-KSB for a report of the Company's operating history for the past two fiscal years.

Item 2.  Description of Property

    The Company is currently using as its principal place of business the personal residence of its Secretary located in Clark Fork, Idaho. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.
 . On January 6, 2000 by Unanimous Written Consent of the Board of Directors, the common stock of the corporation was split on a 2 shares for 1 basis and, for the purpose of effecting such stock split, the number of authorized capital stock was doubled. Unanimous Written Consent of the Board of Directors of Plume Creek, Inc. and required Certificate were filed with Secretary of State of Nevada pursuant to Section 78.315 of the Nevada General Corporation Law.


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company has made an application to have its Common Stock traded in the over-the-counter market and quotations published on the OTC Bulletin Board. Its application has been finalized and a trading symbol has been assigned to the Company. Its trading symbol is PMCR.OB.

    Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock and does not expect its shares to be traded actively in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. Because no current trading market has been established for the Company's securities, no trading history is presented herein.

    As of December 31, 1999 the Company had issued and outstanding 2,166,282 shares of Common Stock and there were 36 shareholders of record. As of January 6, 2000 the Company had 4,332,565 shares of Common Stock issued and outstanding.

    The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

    The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.
Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

    None.

Common equity subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant.

    None.

    There are Thirty-six holders of the Company's Common Stock. From 1970 to 1984 the Company issued its common stock to various independent contractors and employees for their services in exploring and assessing the Company's 13 unpatented claims. Presently there are 4,332,565 shares of the Company's common stock outstanding with 200,000,000 common shares authorized. All of the issued and outstanding shares of the Company's Common Stock were issued pursuant to exemption from the registration requirements included under the predecessor to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

    As of the date of this Annual Report, 4,332,565 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one-year holding period, under certain circumstances, may sell within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

Dividend Policy

    The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.


Item 6.  Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

    The Company is considered a development stage company with no assets or capital and with no significant operations or income since approximately 1984. The costs and expenses associated with the preparation and filing of the Company's registration statement in 1999 were paid for by a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have all been examined to the extent indicated in their report by LeMaster and Daniels, PLLC, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.




PLUME CREEK, INC.  (a development stage company)

INDEPENDENT AUDITORS' REPORT


FINANCIAL STATEMENTS:

Balance sheet

Statements of operations

Statements of stockholders' equity

Statements of cash flows

Notes to financial statements

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Plume Creek, Inc.
Sandpoint, Idaho

We have audited the accompanying balance sheet of Plume Creek, Inc.
(a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998, and for the period from March 25, 1970 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plume Creek,
 Inc., as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from March 25, 1970 (date of inception) to December 31, 1999, in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company is a development stage company with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Coeur d'Alene, Idaho
March 13, 2000








PLUME CREEK, INC.
(a development stage company)

Balance Sheet                                           December 31, 1999

ASSETS:

    Cash                                                      $    2,224
                                                             ===========

LIABILITIES AND STOCKHOLDERS EQUITY:

Liabilities                                                   $      -

Stockholders' Equity:

Common stock--200,000,000 shares,
    $.005 par value, authorized;
    4,332,565 shares issued and outstanding    $    21,663
Additional paid-in capital                         320,902
Deficit accumulated during the development stage  (340,341)
                                                -------------
    Total stockholders' equity                                      2,224
                                                               ----------

                                                               $    2,224
                                                               ==========






























See accompanying notes to financial statements

"PLUME CREEK, INC.
(a development stage company)"



Statements of Operations

                                                                       Period from

                                                                      March 25, 1970
                                       Years Ended December 31,    (Date of Inception)
                                         1999          1998        to December 31, 1999


REVENUES                              $    -        $    -             $    -


EXPENSES                                 2,717         6,889                9,606
                                      ---------     ---------           ----------
NET LOSS FROM OPERATIONS                (2,717)       (6,889)              (9,606)

LOSS FROM DISCONTINUED OPERATIONS          -              -              (330,735)
                                      ---------     ---------           ----------
NET LOSS                              $ (2,717)     $ (6,889)           $(340,341)
                                      =========     =========           ==========
HISTORICAL BASIC AND
     DILUTED LOSS PER SHARE           $    -        $   (0.01)          $   (0.62)
                                      =========     ==========          ==========
HISTORICAL WEIGHTED AVERAGE
     SHARES OUTSTANDING               4,332,565        874,053             546,465
                                      =========     ==========          ==========

























See accompanying notes to financial statements.

PLUME CREEK, INC..
(a development stage company)

                                                        Period from March 25, 1970
Statements of Stockholders' Equity                (Date of Inception) to December 31, 1999


                                                                          Deficit
                                                                        Accumulated
                                                           Additional    During the
                                                Common      Paid-in      Development
                                                 Stock      Capital         Stage        Total
AT INCEPTION, MARCH 25, 1970                    $    -      $    -       $    -      $    -

ADD (DEDUCT):
     1970 -  150,000 shares issued for mining
           rights for $1.00 per share                 750     149,250         -        150,000
     1970 - 18,345 shares issued for services
          for $1.00 per share                          92      18,253         -         18,345
     1972 - 22,700 shares issued for services
          for $1.00 per share                         114      22,586         -         22,700
     1973 - 17,490 shares issued for services
          for $1.00 per share                          87      17,403         -         17,490
     1974 - 15,100 shares issued for services
          for $1.00 per share                          76      15,024         -         15,100
     1975 - 6,000 shares issued for services
          for $1.00 per share                          30       5,970         -          6,000
     1976 - 6,000 shares issued for services
          for $1.00 per share                          30       5,970         -          6,000
     1977 - 6,000 shares issued for services
          for $1.00 per share                          30       5,970         -          6,000
     1978 - 8,400 shares issued for services
          for $1.00 per share                          42       8,358         -          8,400
     1979 - 12,700 shares issued for services
          for $1.00 per share                          63      12,637         -         12,700
     1981 - 5,000 shares issued for services
          for $1.00 per share                          25       4,975         -          5,000
     1983 - 3,000 shares issued for services
          for $1.00 per share                          15       2,985         -          3,000
     1984 - 10,000 shares issued for services
          for $1.00 per share                          50       9,950         -         10,000
     1987 - 50,000 shares issued for services
          for $1.00 per share                         250      49,750         -         50,000
     Net loss from inception
          through December 31,                        -           -       (330,735)  (330,735)
                                                  --------    --------    ---------  ---------
BALANCES AT DECEMBER 31, 1997                       1,654      329,081    (330,735)        -











See accompanying notes to financial statements.

PLUME CREEK, INC..
(a development stage company)

                                                        Period from March 25, 1970
Statements of Stockholders' Equity               (Date of Inception) to December 31, 1999


                                                                          Deficit
                                                                        Accumulated
                                                           Additional    During the
                                                Common      Paid-in      Development
                                                 Stock      Capital         Stage        Total
BALANCES AT
   DECEMBER 31, 1997 (cont)                   $   1,654    $ 329,081    $ (330,735)   $    -

ADD (DEDUCT)
  1,830 shares issued for services
    for $1.00 per share, on July 15, 1998         9        1,821            -       1,830
  2,000,000 shares issued for services for
    $.0025 per share on October 20, 1998     10,000       (5,000)           -       5,000
  2,000,000 shares issued for cash for
    $.0025 per share on December 8, 1998     10,000       (5,000)           -       5,000
  Net loss for year ended December 31, 1998    -            -           (6,889)   (6,889)
                                          ---------     ----------   ----------   -------
BALANCES AT DECEMBER 31, 1999            $  21,663     $ 320,902     $ (340,341)  $ 2,224
                                         ==========    ==========    ===========  =======































See accompanying notes to financial statements.

PLUME CREEK, INC.
(a development stage company)


Statements of Cash Flows

                                                                           Period from
                                                                          March 25, 1970
                                               Years Ended December 31,  (Date of Inception)
                                                 1999           1998     to December 31, 1999
Increase (Decrease) in Cash

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                     $  (2,717)    $  (6,889)        $  (340,341)
Adjustments to reconcile net loss to net cash
  provided by operating activities
    Issuance of common stock for services
      rendered and claims                            -          6,830             337,565
                                             -----------   -----------        -----------
        Net cash used in operating activities   (2,717)         (59)              (2,776)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued                                -          5,000               5,000
                                             -----------   -----------        -----------
NET INCREASE (DECREASE) IN CASH                  (2,717)        4,941               2,224

CASH, BEGINNING OF PERIOD                          4,941
                                                -----------   ------------   ------------
CASH, END OF PERIOD                             $  2,224      $  4,941          $   2,224
                                                ===========   ============   ============
























See accompanying notes to financial statements.

PLUME CREEK, INC.
(A development stage company)

Notes to Financial Statememts

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Company. The Company was incorporated in Idaho on March 25, 1970, as Plume Creek Silver Mines, Inc., a mining exploration company. In 1998, the Company changed its name to Plume Creek, Inc. In June 1999, the Company effected a statutory merger with a newly formed Nevada corporation. The only effect of the merger was to change the Company's domicile from Idaho to Nevada. The accompanying financial statements reflect the activities of the Company from its inception through December 31, 1999. The Company operates on a fiscal year ending December 31.

Stock split. In December 1998, the Company approved an amendment to its Articles of Incorporation increasing the authorized number of common shares from 5,000,000 shares to 100,000,000 shares and changing the par value from $.10 per share to $.005 per share. In addition, the Company declared a reverse stock split of one share for each 20 shares outstanding at December 15, 1998. On January 6, 2000, the Company further increased the number of authorized common shares to 200,000,000 shares, and declared a two-for-one stock split. All references in the accompanying financial statements to authorized and outstanding shares reflect the amendments and stock splits.

Provision for taxes. The Company uses the liability method of accounting for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income tax purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more likely than not criteria.

As of December 31, 1999, all significant net operating loss carry-forwards for federal income tax purposes had expired.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per share. The Company calculates loss per share in accordance with SFAS No. 128. Computation of Earnings Per Share and SEC Staff Accounting Bulletin No. 96. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. The Company had no common equivalent shares for the periods presented.

NOTE 2  DEVELOPMENT STAGE OPERATIONS:


The Company was formed in 1970 and obtained certain mining claims and rights. Those rights were subsequently abandoned and the Company has conducted no business since 1985. The Company has never generated any revenue in its history. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.


 NOTE 3  GOING CONCERN:


The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing, operating company. In the interim, management is committed to covering all operating and other costs until a merger is completed.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The executive officers and directors of the Company are as follows:


Name                      Age           Position

Dale F. Miller            65            President, CEO, Director

David A. Miller           45            Vice President, Secretary,
                                        Treasurer, Director

Jeanne B. Miller          62            Director

    The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

    All of the Company's present directors have other full-time employment and will routinely devote only such time to the Company necessary to maintain its viability. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.

    The Company does not presently intend to issue any additional stock to management or promoters or their affiliates or associates in exchange for their services or for any other consideration. However, if a business opportunity is found which meet the criteria for the Company, incentive stock options may be considered for management only by the Board of Directors, but only under a strict set of criteria based upon the performance of the Company. There are no agreements or understanding for any officer or director to resign at the understanding of any other person and none of the officers or directors are acting on behalf or will act at the direction of any other person. Only the participation of the named officers and directors will be material to the operations of the Company and no promoters exist who will act on behalf of the Company.

Resumes

    Dale F. Miller, President and Director. Mr. Miller has been engaged in the creation of jewelry which he sells at the family owned gift store in Murray, Idaho. Mr. Miller has no formal education but has spent considerable time in the local entertainment business as a singer-songwriter. He has also engaged on a limited basis in the prospecting and exploration of gold and other minerals in the local area. Mr. Miller is married to Jeanne Miller and is David Miller's father.

    David A. Miller, Vice-President, Secretary/Treasurer and Director. Mr. Miller has owned and operated the family gift store in Murray, Idaho for approximately eight years. He has also been involved in the local mining, logging and building businesses in recent years.

    Jeanne B. Miller, Director. Ms. Miller has been engaged in the local area as a singer-songwriter. Ms. Miller also operates her own antique business. Along with her husband, Ms. Miller has also engaged in the local mining

Prior "Blank Check" Experience

    Companies that Dale Miller has served as an officer and director:
1. Hall Mountain Silver Mines, Inc.
2. Kaniksu American Mining Company, Inc.
3. Alpine Silver, Inc.
4. Antelope Resources, Inc.
5. Kelly Mining, Inc.
6. Idaho Technical, Inc.

Companies that Jeanne Miller has served as an officer and director:
1.    Kaniksu American Mining Company, Inc.
2.    Alpine Silver, Inc.
3.    Antelope Resources, Inc.
4.    Kelly Mining, Inc.
5.    Idaho Technical, Inc.

Companies that David Miller has served as an officer and director:
1. Idaho Technical, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

    Mathew Ott and each of the Company's officers and directors are required to file a Form 3, Statement of Beneficial Ownership. These reports have been submitted to the Securities and Exchange Commission.

Item 10. Executive Compensation
None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, except for the issuance of 2,001,830 shares of common stock with a value of $6,830.00. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this Annual Report, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company and the Company does not intend to issue any securities to its officers and/or directors in consideration for their services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all directors and officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and          Amount and
Address of        Nature of
Beneficial        Beneficial        Percent of
Title of Class        Owner            Owner            Class(1)

Common        Matthew M. Ott          2,000,000           46.1%
327 W. 200 S.
Salt Lake City
Utah 84101

Common        David A. Miller(2)        598,250           13.8%
P.O. Box 396
Murray, Idaho 83874

Common        Dale F. Miller(2)         700,400           16.1%
P.O. Box 396
Murray, Idaho 83874

Common        Jeanne B. Miller(2)       700,180           16.1%
P.O. Box 142
Clark Fork, Idaho 83811

Common        All Officers and
Directors as a
Group (3 persons)     1,998,830          46.1%
_________________________
(1)   Based on 4,332,565 shares outstanding.
(2)  Officer and Director of the Company.

The balance of the Company's securities are held by thirty-two persons.

Item 12.  Certain Relationships and Related Transactions.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibit Index and Report on Form 8-K

No.                                    Sequential
Page No.

      (a) Certificate of Incorporation and Bylaws

*    Certificate of Incorporation and
Amendments Thereto as Exhibit to
Form 10-SB.

*    Bylaws filed as Exhibit to Form 10-SB.


*     (b) Reports on Form 8-K
          A report regarding 2 for 1 forward stock split was filed on Form 8-K on January 6, 2000.

27.1    Financial Data Schedule                      26

      * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.












SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PLUME CREEK, INC.
                                    (Registrant)

Date: March 2, 2000
                                    /s/Dale F. Miller
                              ------------------------------
                                 Dale F. Miller, President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                   Title                       Date

    /s/ Dale F. Miller        President and Director        March 2, 2000
          Dale F. Miller

    /s/ David A. Miller       Vice-President,               March 2, 2000
          David A. Miller     Secretary/Treasurer,
                    Director