Form 10QSB
period 2000-03-31
SPEELANE COM INC
filed 2000-06-02
CIK 1091563

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000

                                       OR

      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT

           For the transition period from __________ to __________.

                           Commission File No. 0-26885

                             Speedlane.com, Inc.
            (Exact name of registrant as specified in its charter)

                                Nevada 820511729
                 (State of Incorporation) (IRS Employer ID #)

                               165 University Ave.

                         Palo Alto, California 94301
                   (Address of Principal Executive Offices)

                                 650-322-4500
               (Issuer's Telephone Number, Including Area Code)

                                Plume Creek, Inc.
                               1408 Westwood Court
                             Sandpoint, Idaho 83864
                            (Former Name and Address)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
      Sections 13 or 15(d) of the Exchange Act during the past 12 months
         (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes ____ No X

  State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class: Common Stock, par value $.01 per share
              Outstanding shares as of May 31, 2000: 48,472,562

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements

                               SPEEDLANE.COM, INC.
                          (A Development Stage Company)

                             (i)   BALANCE SHEETS
                             MARCH 31, 2000 and 1999

                                     ASSETS

                                              March 31, 2000    March 31, 1999
                                               (Unaudited)        (Unaudited)
                                              ---------------   ----------------

CURRENT ASSETS
   Accounts Receivable                         $       4,967      $       8,437
   Cash - Operating Account                            8,917             16,993
   Inventory                                          41,000
   Prepaid & Refundable Taxes                        135,682              9,336
   Advances                                            4,900            147,509
                                              ---------------   ----------------

      TOTAL CURRENT ASSETS                           195,466            182,275

FIXED ASSETS
   Property Plant & Equipment                         20,117              7,202
   Accumulated Depreciation                          (7,919)                  -
                                              ---------------   ----------------

      TOTAL FIXED ASSETS                              12,198              7,202

OTHER ASSETS

   Deposits                                           31,221              3,500
                                              ---------------   ----------------

      TOTAL OTHER ASSETS                              31,221              3,500

         TOTAL ASSETS                          $     238,885      $     192,977
                                              ===============   ================

                             SPEEDLANE.COM, INC.
                          (A Development Stage Company)

                              (ii)  BALANCE SHEETS
                             MARCH 31, 2000 and 1999

                             LIABILITIES AND EQUITY

                                              March 31, 2000    March 31, 1999
                                               (Unaudited)        (Unaudited)
                                              ---------------   ----------------

CURRENT LIABILITIES
   Accounts Payable                            $      74,372       $      2,908
   Short-term Notes Payable                          452,250
   Accrued Payroll Taxes                               4,888              3,983
   Accrued Interest Payable                            5,423
                                              ---------------   ----------------

      TOTAL CURRENT LIABILITIES                      536,933              6,891

EQUITY

   Common Stock (200,000,000 shares
   authorized, 48,472,562 issued and
   outstanding, par value $0.005 per share)          242,363            262,372
   Deferred Compensation                         (2,133,000)
   Additional Paid-in-Capital                      2,915,366            219,558
   Income/(deficit) Accumulated During
        the Development Stage                    (1,322,777)          (295,844)
                                              ---------------   ----------------

      TOTAL EQUITY                                 (298,048)            186,086

         TOTAL LIABILITIES AND EQUITY          $     238,885      $     192,977
                                              ===============   ================

                               SPEEDLANE.COM, INC.
                          (A Development Stage Company)

                           (iii) INCOME STATEMENT

     FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999 and for the Period from March 25, 1970 (inception) to March 31, 2000

                                                 Three Months Ended       Three Months Ended         March 25, 1970
                                                   March 31, 2000           March 31, 1999       (Date of Inception) to
                                                     (Unaudited)             (Unaudited)             March 31, 2000
                                                ----------------------   ---------------------   ----------------------

REVENUES                                            $          42,715       $          93,433      $         1,179,194

EXPENSES                                                      420,613                  60,619              (2,171,236)

NET LOSS FROM OPERATIONS                                    (377,898)                                        (992,042)
                                                ----------------------   ---------------------

LOSS FROM DISCONTINUED OPERATIONS                                                                            (330,735)
                                                                                                 ----------------------

   NET INCOME (LOSS)                              $         (377,898)       $          32,814     $        (1,322,777)
                                                ======================   =====================   ======================

   HISTORICAL BASIC AND DILUTED INCOME (LOSS)
   PER SHARE                                       $           (0.01)             -                 $           (0.03)
                                                ======================   =====================   ======================

   WEIGHTED AVERAGE NUMBER SHARES OUTSTANDING              37,685,762              11,871,932               11,309,650
                                                ======================   =====================   ======================

                              SPEEDLANE.COM, INC.
                          (A Development Stage Company)

                          (iv)  STATEMENT OF CASH FLOWS

     FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999 and for the Period from March 25, 1970 (inception) to March 31, 2000

                                                 Three Months Ended       Three Months Ended         March 25, 1970
                                                   March 31, 2000           March 31, 1999       (Date of Inception) to
                                                                                                     March 31, 2000
                                                ----------------------   ---------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from operations
                                                    $         42,715             $    91,384           $    1,369,735
   Amounts paid to suppliers and employees                  (335,428)               (179,078)              (2,537,427)
   Income taxes paid                                        (128,912)                                        (135,682)
                                                -----------------------------------------------------------------------
   Net Cash Flows From Operating Activities                 (421,625)                (87,694)              (1,303,374)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                      (4,339)                   (365)                 (20,117)
   Deposits                                                  (23,371)                                         (31,221)
   Stock offering costs                                       (5,000)                                          (5,000)

                                                -----------------------------------------------------------------------
   Net Cash Flows From Investing Activities                  (32,710)                   (365)                (56,338)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term notes payable                     452,250                                          452,250
   Issuance of common stock                                                            39,500                  242,463
   Advances                                                                            57,210                  (4,900)
   Additions to paid in capital                                                                                674,866
                                                -----------------------------------------------------------------------
   Net Cash Flows From Financing Activities                   452,250                  96,710                1,364,679

 NET INCREASE IN CASH                                         (2,085)                   8,651                    4,967
 CASH AT BEGINNING OF PERIOD                                    9,275                   (214)                        0
 CASH AT END OF PERIOD                             $            7,190              $    8,437            $       4,967
                                                ======================   =====================   ======================

                               SPEEDLANE.COM, INC.
                          (A Development Stage Company)

(v)   STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY
   for the Period from March 25, 1970 (date of inception) to March 31, 2000
   ------------------------------------------------------------------------


                                                           Deficit
                                                          Accumulated
                                               Additional During the
                                         Common  Paid-in  Development
                                         Stock   Capital    Stage      Total
                                        ---------------------------------------
           At Inception, March 25, 1970    -        -         -          -

1970 - 150,000 shares issued for mining             -
             rights for $1.00 per share      750  149,250              150,000
        1970 - 18,345 shares issued for
                               services
                    for $2.00 per share       92   18,253     -         18,345
        1972 - 22,700 shares issued for
                               services
                    for $1.00 per share      114   22,586     -         22,700
        1973 - 17,490 shares issued for
                               services
                    for $1.00 per share       87   17,403     -         17,490
        1974 - 15,100 shares issued for
                               services
                    for $1.00 per share       76   15,024     -         15,100
1975 - 6,000 shares issued for services
                    for $1.00 per share       30    5,970     -          6,000
1976 - 6,000 shares issued for services
                    for $1.00 per share       30    5,970     -          6,000
1977 - 6,000 shares issued for services
                    for $1.00 per share       30    5,970     -          6,000
1978 - 8,400 shares issued for services
                    for $1.00 per share       42    8,358     -          8,400
1979 -12,700 shares issued for services
                    for $1.00 per share       63   12,637     -         12,700
1981 - 5,000 shares issued for services
                    for $1.00 per share       25    4,975     -          5,000
1983 - 3,000 shares issued for services
                    for $1.00 per share       15    2,985     -          3,000
        1984 - 10,000 shares issued for
                               services
                    for $1.00 per share       50    9,950     -         10,000
        1987 - 50,000 shares issued for
                               services
                    for $1.00 per share      250   49,750     -         50,000
        Net loss from inception through
                      December 31, 1996                    (330,735) (330,735)
                                        ---------------------------------------

              Balance December 31, 1996    1,654  329,081  (330,735)     -

   Net loss for the year ended December
                               31, 1997
                                        ---------------------------------------

              Balance December 31, 1997    1,654  329,081  (330,735)     -

                               SPEEDLANE.COM, INC.
                          (A Development Stage Company)

(vi)  STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY
   for the Period from March 25, 1970 (date of inception) to March 31, 2000
   ------------------------------------------------------------------------


                                                           Deficit
                                                          Accumulated
                                               Additional During the
                                         Common Paid-in   Development
                                         Stock   Capital    Stage      Total
                                        ---------------------------------------
  Balance December 31, 1997 - Continued    1,654  329,081  (330,735)     -

   1,830 shares issued for services for
                              $1.00 per
                 share on July 15, 1998        9    1,821     -          1,830
   2,000,000 shares issued for services
                         for $.0025 per
              share on October 20, 1998   10,000  (5,000)     -          5,000
   2,000,000 shares issued for services
                             for $.0025
          per share on December 8, 1998   10,000  (5,000)     -          5,000
  11,989,000 shares issued for cash for
                       $0.001 per share
                        January 2, 1998   11,340    -         -         11,340
      44,000 shares issued for cash for
                       $0.001 per share
                        January 2, 1998       44    -         -             44
      48,000 shares issued for cash for
                        $0.42 per share
                       February 4, 1998   20,000    -         -         20,000
      36,000 shares issued for cash for
                        $0.42 per share
                       February 4, 1998   15,000    -         -         15,000
      24,000 shares issued for cash for
                        $0.42 per share
                       February 4, 1998   10,000    -         -         10,000
      12,000 shares issued for cash for
                        $0.42 per share
                       February 4, 1998    5,000    -         -          5,000
      24,000 shares issued for cash for
                        $0.42 per share
                       February 4, 1998   10,000    -         -         10,000
      22,000 shares issued for cash for
                        $0.42 per share
                         March 31, 1998    9,240    -         -          9,240
      22,000 shares issued for cash for
                        $0.42 per share
                          April 4, 1998    9,240    -         -          9,240
      32,000 shares issued for cash for
                        $0.42 per share
                            May 1, 1998   20,000    -         -         20,000
  Buyback of 12,000 shares for cash for
                              $0.84 per
                  share on May 31, 1998 (10,000)    -         -       (10,000)
   Net loss for the year ended December                        7,077     7,077
                               31, 1998
                                        ---------------------------------------

              Balance December 31, 1998  121,527  320,902  (323,658)   118,771

                               SPEEDLANE.COM, INC.
                          (A Development Stage Company)

(vii) STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY
   for the Period from March 25, 1970 (date of inception) to March 31, 2000
   ------------------------------------------------------------------------


  Balance December 31, 1998 - continued  121,527  320,902  (323,658)   118,771

 2,000 shares issued for cash for $5.00
                              per share
                      February 19, 1999   10,000    -         -         10,000
 5,000 shares issued for cash for $5.00
                              per share
                         March 15, 1999   25,000    -         -         25,000

  Net income for the period ended March                       32,814    32,814
                               31, 1999
                                        ---------------------------------------

                 Balance March 31, 1999  156,527  320,902  (290,844)   186,585

      20,000 shares issued for cash for
                        $5.00 per share
                         March 17, 1999  100,000    -         -        100,000
 2,000 shares issued for cash for $5.00
                              per share
                          March 9, 1999   10,000    -         -         10,000
 2,000 shares issued for cash for $5.00
                              per share
                         March 16, 1999   10,000    -         -         10,000
   200 shares issued for cash for $5.00
                              per share
                         March 16, 1999    1,000    -         -          1,000
   500 shares issued for cash for $5.00
                              per share
                         March 17, 1999    2,500    -         -          2,500
   200 shares issued for cash for $5.00
                              per share
                         March 24, 1999    1,000    -         -          1,000
 2,000 shares issued for cash for $5.00
                              per share
                           July 7, 1999   10,000    -         -         10,000
 2,000 shares issued for cash for $5.00
                              per share
                           July 7, 1999   10,000    -         -         10,000
 4,000 shares issued for cash for $5.00
                              per share
                           July 7, 1999   20,000    -         -         20,000
 4,000 shares issued for cash for $5.00
                              per share
                           July 7, 1999   20,000    -         -         20,000
 2,000 shares issued for cash for $5.00
                              per share
                           July 7, 1999   10,000    -         -         10,000
 4,000 shares issued for cash for $5.00
                              per share
                           July 7, 1999   20,000    -         -         20,000
      10,000 shares issued for cash for
                        $5.00 per share
                           July 7, 1999   50,000    -         -         50,000
      10,000 shares issued for cash for
                        $5.00 per share
                           July 7, 1999   50,000    -         -         50,000
 2,000 shares issued for cash for $5.00
                              per share
                           July 7, 1999   10,000    -         -         10,000
 2,000 shares issued for cash for $5.00
                              per share
                           July 7, 1999   10,000    -         -         10,000
 4,000 shares issued for cash for $5.00
                              per share

                               SPEEDLANE.COM, INC.
                          (A Development Stage Company)

(viii) STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY for the Period from March 25, 1970 (date of inception) to March 31, 2000
                           July 7, 1999   20,000    -         -         20,000
 250,000 shares issued for services for
      $5.00 per share, August 20, 1999          1,250,000           1,250,000
                                        ---------------------------------------

                               Subtotal  511,027 1,570,902 (290,844) 1,791,085

 1,000 shares issued for cash for $5.00
                              per share
                         August 9, 1999    5,000    -         -          5,000
 2,000 shares issued for cash for $5.00
                              per share
                        August 14, 1999   10,000    -         -         10,000
  99,550 shares issued for services for
                              $5.00 per
                 share, August 19, 1999    -      497,750     -        497,750
 1,000 shares issued for cash for $5.00
                              per share
                        August 19, 1999    5,000    -         -          5,000
  99,550 shares issued for services for
                              $5.00 per
                 share, August 19, 1999    -      497,750     -        497,750
 1,000 shares issued for cash for $5.00
                              per share
                        August 19, 1999    5,000    -         -          5,000
 2,000 shares issued for cash for $5.00
                              per share
                        August 19, 1999   10,000    -         -         10,000
 3,000 shares issued for cash for $5.00
                              per share
                        August 19, 1999   15,000    -         -         15,000
   800 shares issued for cash for $5.00
                              per share
                        August 19, 1999    4,000    -         -          4,000
 1,000 shares issued for cash for $5.00
                              per share
                        August 13, 1999    5,000    -         -          5,000
 1,000 shares issued for cash for $5.00
                              per share
                        August 16, 1999    5,000    -         -          5,000
 2,000 shares issued for cash for $5.00
                              per share
                        August 19, 1999   10,000    -         -         10,000
   260 shares issued for cash for $5.00
                              per share
                        August 19, 1999    1,300    -         -          1,300
 1,000 shares issued for cash for $5.00
                              per share
                        August 19, 1999    5,000    -         -          5,000
 1,000 shares issued for cash for $5.00
                              per share
                        August 19, 1999    5,000    -         -          5,000
                   Stock offering costs    -      (5,000)     -        (5,000)
   Net loss for the year ended December    -        -      (654,035) (654,035)
                               31, 1999
    Net loss for the period ended March                    (377,898) (377,898)
                               31, 2000 ---------------------------------------

                                        ---------------------------------------
                                         596,327 2,561,402(1,322,777)1,834,952

                              SPEEDLANE.COM, INC.
                          (A Development Stage Company)

(ix)  STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY
   for the Period from March 25, 1970 (date of inception) to March 31, 2000
   ------------------------------------------------------------------------


                        Balance forward  596,327 2,561,402(1,322,777)1,834,952

          Reverse acquisition of Plume
                             Creek,Inc.
 issuance of stock and recapitalization
                                 of par
               value at $0.05 per share (353,964) 353,964
                                        ---------------------------------------
                 Balance March 31, 2000  242,363 2,915,366(1,322,777)1,834,952
                                        =======================================

                              Speedlane.com, Inc.
                          (A Development Stage Company)
                   Notes to Condensed Financial Statements
             for the three months ending March 31, 2000 and 1999, and for the period from March 25, 1970 (inception) to March 31, 2000

NOTE 1.

2.    Basis of Presentation

The accompanying unaudited, condensed financial statements reflect all normal recurring adjustments which are in the opinion of management, necessary to present a fair statement of the condensed financial position at March 31, 1999 and 2000, and the condensed statements of income and cash flows for the three-month periods ending March 31, 2000 and 1999 and for the period from March 25, 1970 (inception) to March 31, 2000.

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10Q and, therefore, do not include all information, and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.

Development Stage Operations

The Company was formed in 1970, originally as a mining company. On March 23, 2000 the Company merged with Speedlane, Inc., a software development company. The company is currently a development stage company, because to date it has not generated significant revenue and it has not commenced its planned principal operations. The company expects to commence its planned principal operations on or about April 1, 2000.

NOTE 3.

(removed)

                               Speedlane.com, Inc.
                          (A Development Stage Company)
             Notes to Condensed Financial Statements (continued) for the three months ending March 31, 2000 and 1999, and for the period from March 25, 1970 (inception) to March 31, 2000

NOTE 4.

Stockholders' Equity-Deferred Compensation

In August 1999 450,000 shares were sold to service providers for $.01 per share. The shares had a market value of $5.00 per share. Because of the ongoing nature of the services provided, the company has elected to charge the additional compensation to expense ratably over five years beginning January 1, 2000. The current charge is $112,500.

NOTE 5.

Inventory

Inventories are stated at the lower of cost or market value. Components of inventory consist of finished products available for sale in the amount of $41,000 at March 31, 2000.

NOTE 6.

Notes Payable

The Company has entered into various "Bridge Loans" which are due and payable upon the completion of the funding of the pending Private Placement offering of the Company. Interest accrues on the loans at 11% per annum. As of March 31, 2000, $452,250.00 is the outstanding principle balance due on the loans. The funding of the Private Placement is expected to occur before December 31, 2000.

                               Speedlane.com, Inc.
                          (A Development Stage Company)
             Notes to Condensed Financial Statements (continued) for the three months ending March 31, 2000 and 1999, and for the period from March 25, 1970 (inception) to March 31, 2000

NOTE 6. (continued)

The following is a summary of the bridge loans to March 31, 2000:

                                      Number of
                                        Days

    Date       Amount    Interest    to 3/31/00      Accrued
                           Rate                     Interest
----------------------------------------------------------------
  1/26/00        25,000     11%          65              489.73
   2/4/00        25,000     11%          56              421.92
  2/17/00        25,000     11%          43              323.97
                                                  --------------
                                                       1,235.62

  1/26/00        50,000     11%          65              979.45

  1/28/00        25,000     11%          63              474.66

  2/16/00        25,000     11%          44              331.51

  2/16/00        25,000     11%          44              331.51

  2/24/00        25,000     11%          36              271.23

  2/24/00        25,000     11%          36              271.23

  2/24/00        25,000     11%          36              271.23

   3/6/00       150,000     11%          25            1,130.14

  3/16/00        27,250     11%          15              126.04
             -----------                          --------------

Total                               Total
Amount of                           Accrued
Loan            452,250             Interest           5,422.62
             ===========                          ==============



Note 7.

Income Taxes

The Company has cumulative losses at March 31, 1999 and March 31, 2000, that could result in a net operating loss carryforwards for federal income tax purposes. Ownership changes in The Company may result in an annual limitation on the utilization of operating loss carryforwards.

                               Speedlane.com, Inc.
                          (A Development Stage Company)
             Notes to Condensed Financial Statements (continued) for the three months ending March 31, 2000 and 1999, and for the period from March 25, 1970 (inception) to March 31, 2000

Note 8.

Property and Equipment

Property and Equipment consists of computer equipment stated at cost. Depreciation is computed utilizing the straight-line method, at rates based on the estimated useful lives, for financial reporting purposes. The accelerated cost recovery method is utilized for federal income tax purposes. Property, Plant, and Equipment consisted of the following at :

                                        March 31, 2000    March 31, 1999
                                      ------------------   ---------------

                     Computer Equipment   $     20,118      $     10,845
                       Less Accumulated        (7,919)           (3,643)
                           Depreciation

                                        ---------------   ---------------
                                                12,198             7,202
                                        ===============   ===============

Note 9.

Basis of Consolidation

The accompanying financial statements have been prepared to give effect to the exchange completed on the 23th of March, 2000. The two companies in the exchange are:

      Speedlane.com, Inc., a Nevada Corporation, (formerly Plume Creek, Inc., A development stage company), "The Company" and Speedlane, Inc., a California Corporation

After the exchange, The Company owned all of the outstanding shares of Speedlane, Inc. The exchange is accounted for utilizing the pooling of interests method. All assets are reflected at historical cost. For purposes of the proforma statements of stockholder's equity, multiple transactions are considered to have taken place concurrently. All subsequent references to the company means the combined entity.

Reorganization

The following are the principal terms with respect to the exchange of share of capital stock of Speedlane.com, Inc. (The Company), a Nevada Corporation, formerly Plume Creek, Inc., (A development stage company), for the shares of Speedlane, Inc., a California Corporation.

                              Speedlane.com, Inc.
                          (A Development Stage Company)
             Notes to Condensed Financial Statements (continued) for the three months ending March 31, 2000 and 1999, and for the period from March 25, 1970 (inception) to March 31, 2000

Pre-Exchange Capitalization

The following is a summary of the pre-exchange capitalization:

o  Plume Creek, Inc.
   Articles of Incorporation were filed with the State of Nevada. 250,000 shares were authorized at a par value of .001per share or $25,000.

o Amendment was filed on June 09, 1999 changing the shares authorized to 100,000,000 and the par value per share to .005.

o  Per  the  December  31,  1999  Form  10KSB  total  shares   authorized   were
   200,000,000; shares issued were 4,332,565 at a par value per share of .005 or $21,663.

Equity Conversion Mechanics

The following is a summary of the equity conversion mechanics, for the merger of Speedlane, Inc. into Plume Creek, Inc.

o     Plume Creek, Inc. issued 42,240,000 shares of its stock to Speedlane.
o Plume Creek, Inc. issued 1,900,000 shares of its stock to Chadbourne Securities as part of the facilitation of the merger.
o Calculation of total Plume Creek, Inc. shares issued and outstanding after the merger:
o     Plume Creek, Inc. shares outstanding:
o     prior to the merger                               4,332,562
o     amount of shares issued to Speedlane             42,240,000
o     amount of shares issued to Chadbourne             1,900,000
                                                       -----------

               Total shares issued and outstanding     48,472,562
                                                       ----------

      Par value per share                                    .005
                                                      -----------
      Par value of shares issued and outstanding      $   242,363
                                                      ===========

Post Exchange Mechanics

After the exchange the capitalization consisted of 48,472,562 shares of common stock issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Speedlane.com, Inc., formerly known as Plume Creek, Inc. (the "Company"), was incorporated in 1970 under the laws of the State of Idaho, under the name Plume Creek Silver Mines, Inc. From 1970 to 1984, the Company engaged in initial exploration and assessment of its claims and the construction of mining roads and tunnels. On June 17, 1999, the Company changed its domicile to Nevada. From 1984 to March 2000, the Company was inactive and undertook no business operations. On March 23, 2000 the Company consummated its reverse acquisition with Speedlane, Inc. ("Old Speedlane") and changed its name to Speedlane.com, Inc.

      As a result of the reverse acquisition, Speedlane acquired the business assets of Old Speedlane. Old Speedlane provided internet-enabling technologies, product and services for consumer and business use. Pursuant to the acquisition agreement, the directors and officers of the Company resigned and the management of Old Speedlane filled the vacancies, and the former shareholders of Old Speedlane obtained 87.1 % of the Company's total voting power. After the reverse acquisition, the Company continues the business of Old Speedlane.

Results of Operations

      Revenues. The Company generates revenues primarily through sales of software that enhances the websurfing experience to customers. It recognizes revenues when the software is sold, most often in a credit card transaction. Management believes that growth in revenue will come from additional penetration in markets currently served by competitors, expansion of complementary product lines to existing and new customers, and its memory module sales division. The Company has spent, and will continue to spend, significant resources on research and development, as well as marketing.

      Cost of Revenues. Cost of revenues consists of advertising costs and processing costs. These costs are expensed in the period when services are rendered and are generally proportional to the number of customers. The Company does not currently anticipate that inflation will have a material impact on its results of operations.

      Sales and Marketing. Sales and marketing expenses include fees paid to third-party sales agents, marketing and sales support functions. In an effort to increase revenues, user base and brand awareness, the Company expects to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing the user base, which to date have been minimal, are expensed in the period incurred.

      General and Administrative. General and administrative expenses include expenses for financial and legal advisors. Management expects general and administrative expenses to increase in absolute dollars as the Company continues to expand its administrative infrastructure to support the anticipated growth, including costs associated with being a public company. For the period ended March 31, 2000, there were substantial nonrecurring expenses, including $120,000 in fees and commissions paid to Chadbourn Securities for the acquisition and related transaction expenses.

      Reverse Acquisition Treatment. In March 2000 the Company completed an acquisition of Old Speedlane. Old Speedlane was incorporated in 1997 and its operations began in January 1998. As a result of the acquisition, the Company acquired the business operations, services and assets of Old Speedlane, which constitute all of the Company's business operations. In conformance with generally accepted accounting principles, the acquisition has been accounted for as a "reverse acquisition," and the accounting survivor is Old Speedlane.

      The acquisition was completed through the exchange of 42,240,000 shares of the Company's common stock for 100% of the outstanding stock of Old Speedlane. It was structured as a tax free statutory merger pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Because it was treated as a reverse acquisition for accounting purposes, the financial information for the period ended March 31, 2000 is consolidated, and the financial information for the period ended March 31, 1999 is that of Old Speedlane only.

      The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:

                                 Quarter ended          Quarter ended
                                   March 31                 March 31
                                     1999                      2000

Revenues                           $ 42,715     100%       $93,433  100%
Expenses                            420,613     985%        60,619   65%
Net Earnings/Loss                  (377,898)  (885%)        32,814   35%
 From Operations

      Revenues. Revenues for the quarter ended March 31, 2000 were $42,715, which represented a decrease of $50,718, or 54%, from $93,433 for the quarter ended March 31, 1999. The decrease was primarily attributable to the ongoing development of the company's new flagship product, SpeedWiz.

      Expenses. Expenses for the quarter ended March 31, 2000 were $420,613, which represented an increase of $359,994, or 594%, from $60,619 for the quarter ended March 31, 1999. The increase was primarily attributable to expenses related to the acquisition of Old Speedlane.

Liquidity and Capital Resources

      Since Old Speedlane's inception, it has financed its operations primarily through the private placement of equity securities (through a SCOR offering in California) and cash flow from operations. As of March 31, 2000, cash reserves totaled $7,190 with total current assets of $238,885. The Company has posted operating gains in 1998 and operating losses in 1999.

      The consolidated statement of cash flows show net cash used for operating activities was $421,625 for the quarter ended March 31, 2000. Net cash used for operating activities consisted primarily of net operating losses and merger expenses. During that period, net cash provided by financing activities was $452,250. Net cash provided by financing activities was principally attributable to the proceeds from short term bridge loans.

      Management expects to continue to incur significant capital expenditures in the future, including additions and enhancements to the product line and its offices. The actual amount of capital expenditures will depend on the rate of growth in the Company's user base and available resources, which are difficult to predict and which could change dramatically over time. Technological advances may also require the Company to make capital expenditures to develop or acquire new equipment or technology. Management intends to use a combination of cash, debt, and future securities offerings to fund capital expenditures in a manner which minimizes the cost of capital.

      If additional funds are needed, the Company can not assure that funds will be available from any source, or, if available, that it will be able to obtain the funds on acceptable terms. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of cash flow from operations being dedicated to the payment of principal and interest on the indebtedness, and could render the Company more vulnerable to competitive and economic downturns.

Factors Affecting Future Operations

      The Company's operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of its control. Management plans to significantly increase operating expenses and capital expenditures to expand the Company's sales and marketing efforts, promote the brand, continue to enhance the features and functionality of its product lines, pursue new distribution channels and hire new personnel across all levels of the organization. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. Management believes that expenses will exceed revenues for the foreseeable future. As a result of these and other factors, operating results may vary substantially from quarter to quarter.

Seasonal Aspects

      The Company's business is not seasonal.

Year 2000 Compliance

      The Company's computer systems have operated within compliance to date. However, management cannot guarantee that further disruptions of its own or its supplier's systems will not occur.

Forward Looking Statements

      This Quarterly Report contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; and (iii) the Company's growth strategy and operating strategy. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein.

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings.

      NONE

Item 2.     Changes in Securities and Use of Proceeds.

      During the quarter ended March 31, 2000, in connection with the acquisition of Old Speedlane, the Company issued 42,240,000 shares of Common Stock to the shareholders of Old Speedlane in exchange for their shares of Old Speedlane stock. The Company believes that the issuance of such shares was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. A restrictive securities legend has been placed on the certificates representing the shares.

      During the quarter ended March 31, 2000, in connection with the acquisition of Old Speedlane, the Company issued 1,900,000 shares of Common Stock to Chadbourn Securities, its financial advisor, as partial payment for services rendered. The Company believes that the issuance of such shares was exempt from registration under the Securities Act of 1933 by virtue of Rule 506 promulgated thereunder. A restrictive securities legend has been placed on the certificates representing the shares.

      During the quarter ended March 31, 2000, the Company issued 170,000 shares of Common Stock to nine accredited investors in connection with their extension of bridge loan financing to the Company. The Company believes that the issuance of such shares was exempt from registration under the Securities Act of 1933 by virtue of Rule 506 promulgated thereunder. A restrictive securities legend has been placed on the certificates representing the shares.

      During the quarter ended March 31, 2000, the Company issued 26,000 shares of Common Stock to two service providers, as payment for services rendered. The Company believes that the issuance of such shares was exempt from registration under the Securities Act of 1933 by virtue of Rule 506 promulgated thereunder. A restrictive securities legend has been placed on the certificates representing the shares.

Item 3.       Default Upon Senior Securities.

      NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

      On March 21, 2000, the shareholders of the Company adopted a written consent approving the change of the Company's name from Plume Creek, Inc. to Speedlane.com, Inc. This change was adopted without a meeting of the stockholders pursuant to Section 78.320 of the Nevada General Corporation Law. The written consent was signed by stockholders holding 3,998,830 shares, or 92% of the outstanding shares.

Item 5.  Other Information

      On May 15, 2000, the Company engaged Marc Lumer & Company, the former auditor for Old Speedlane, as its principal independent accountant to audit the Company's financial statements starting with its fiscal year ended December 31, 2000. The decision to change principal accountant was recommended by the Board of Directors. Accordingly, the engagement of LeMaster & Daniels, PLLC the Company's prior independent accountant, was not renewed.

      In connection with its audits, there was no disagreement with LeMaster & Daniels, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not solved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. LeMaster & Daniels, PLLC was the independent accountant of record for the Company from March 25, 1970 to May 15, 2000.

      The audit report on the financial statements of the Company as of and for the year ended December 31, 1999 did not contain any adverse opinion or disclaimer opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. However, the report for the year ended December 31, 1999 contained an explanatory paragraph regarding the uncertainty about the Company's ability to continue as a going concern.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   No Exhibits are filed with this Form 10-QSB.

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, Speedlane.com, Inc. has caused this notification to be signed on its behalf by the undersigned officer, thereunto duly authorized.

Date: June 2, 2000                        SPEEDLANE.COM, INC.


                                    By: /s/  Chris Mentzel

                                    Title:      President