Form 10QSB/A
period 2000-03-31
SPEEDLANE COM INC
filed 2000-08-01
CIK 1091563

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                 FORM 10-QSB/A

                               (Amendment No. 1)

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

     During the Company's two most recent fiscal years, and during the period from January 1, 2000 to May 15, 2000, there was no disagreement with LeMaster & Daniels, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not solved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. LeMaster & Daniels, PLLC was the independent account of record for the Company from March 25, 1970 to May 15, 2000.


     The audit report on the financial statements of the Company as of and for the year ended December 31, 1999 and December 31, 1998 did not contain any adverse opinion or disclaimer opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. However, such reports contained an explanatory paragraph regarding the uncertainty about the Company's ability to continue as a going concern.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) The following Exhibit is filed herewith pursuant to Item 601 of Regulation S-B:

                16.1  Letter dated August 2, 2000 from LeMaster & Daniels, PLLC.

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, Speedlane.com, Inc. has caused this notification to be signed on its behalf by the undersigned officer, thereunto duly authorized.

Date: August 2, 2000                        SPEEDLANE.COM, INC.


                                    By: /s/  Jon Rothenberg

                                    Title:      President