Form 10QSB
period 2000-06-30
SPEEDLANE COM INC
filed 2000-09-14
CIK 1091563

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the  transition  period  from ..........................to..................
Commission file number...................................................0-26885

                               SPEEDLANE.COM, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

            NEVADA............                                82-0511729
---------------------------------                    ---------------------------
 (State or other jurisdiction                            (I.R.S. Employer)
      of incorporation or
organization) Identification No.)

                              165 University Avenue
                              Palo Alto, California
                    (Address of principal executive offices)

                                      94301
                                      -----
                                   (Zip Code)

                                 (650) 322-4500
                                 --------------
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes.... No....

  The number of shares of Common Stock, par value $.0001 per share, outstanding as of June 30, 2000: 48,474,262

                               SPEEDLANE.COM. INC.
                                  BALANCE SHEET
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash - Operating Account                                        $    2,681
     Accounts Receivable                                                  5,326
     Prepaid & Refundable Taxes                                         135,682
     Advances                                                             4,900
                                                                     ----------
       TOTAL CURRENT ASSETS                                             148,589
                                                                     ----------
FIXED ASSETS
     Property, Plant & Equipment                                         26,673
     Accumulated Depreciation                                            (8,791)
                                                                     ----------

       TOTAL FIXED ASSETS                                                17,882
                                                                     ----------

OTHER ASSETS                                                             31,221
                                                                     ----------
     Deposits

       TOTAL OTHER ASSETS                                                31,221
                                                                     ----------

          TOTAL ASSETS                                               $  197,692
                                                                     ==========

                               SPEEDLANE.COM. INC.
                                  BALANCE SHEET
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                   LIABILITIES
                                   -----------

CURRENT LIABILITIES
     Accounts Payable                                               $   234,308
     Short-Term Notes Payable - Bridge Loan                             345,000
     Accrued Payroll Taxes                                                4,704
     Accrued Interest Payable                                            14,785
     Deposits - Private Placement                                       407,000
                                                                    -----------

       TOTAL CURRENT LIABILITIES                                      1,005,797
                                                                    -----------


                         STOCKHOLDERS' EQUITY (DEFICIT)
                         -----------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock; 200,000,000 shares authorized,
      48,475,962 shares issued and outstanding,
      par value $0.005 per share                                        242,380
     Deferred Compensation                                           (2,020,500)
     Additional Paid-in-Capital                                       2,932,349
     Accumulated Deficit                                             (1,962,334)
                                                                    -----------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (808,105)
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $   197,692
                                                                    ===========

                               SPEEDLANE.COM. INC.
                                  BALANCE SHEET
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                       2000             1999
                                                       ----             ----
REVENUES                                           $    135,852     $   219,127

EXPENSES                                              1,153,307        (244,837)
                                                   ------------     -----------

     NET (LOSS)                                    $ (1,017,455)    $   (25,710)
                                                   ============     ===========

     HISTORICAL BASIC AND DILUTED (LOSS)
      PER SHARE                                         $ (0.02)    $        --
                                                   ============     ===========
WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING                                    48,474,262      48,200,532
                                                   ============     ===========

                               SPEEDLANE.COM. INC.
                                INCOME STATEMENT
                       FOR THE THREE MONTHS ENDED JUNE 30


                                                      2000              1999
                                                      ----              ----

REVENUES                                           $    93,137      $    90,029

EXPENSES                                               732,694          154,545
                                                   -----------      -----------

     NET (LOSS)                                    $  (693,557)     $   (64,516)
                                                   ===========      ===========

     HISTORICAL BASIC AND DILUTED (LOSS)
      PER SHARE                                    $     (0.14)     $        --
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING                                   48,474,262       48,200,532
                                                   ===========      ===========

                               SPEEDLANE.COM. INC.
                             STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30

                                                                       2000          1999
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss from Operations                                       $(1,017,455)   $  38,805
     Depreciation and Amortization                                      113,372        1,023
     Decrease (Increase) in Accounts Receivable                           3,591       (4,950)
     Increase (Decrease) in Prepaid Taxes                               161,086       (9,336)
     Increase (Decrease) in Accounts Payable and Accrued Expenses        19,489     (102,246)
                                                                    -----------    ---------
     Net Cash Flows Used by  Operating Activities                      (719,917)     (76,704)
                                                                    -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Equipment                                               (10,894)        (365)
     Deposits                                                           (30,871)          --
     Officers Loans                                                     (11,688)      57,211
                                                                    -----------    ---------
     Net Cash Flows Provided (Used) by Investing Activities             (53,453)      56,846
                                                                    -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Short-term Notes Payable - Bridge Loans              345,000           --
     Deposits - Private Placement                                       407,000           --
     Issuance of Common Stock for Services                               17,000       28,509
                                                                    -----------    ---------
      Net Cash Flows Provided by Financing Activities                   769,000       28,509
                                                                    -----------    ---------

NET INCREASE (DECREASE) IN CASH                                          (4,370)       8,651

CASH - BEGINNING OF PERIOD                                                7,051       (5,155)
                                                                    -----------    ---------
CASH - END OF PERIOD                                                $     2,681    $   3,496
                                                                    ===========    =========
CASH PAID DURING THE YEAR FOR:

     Interest                                                       $        --    $      --
                                                                    ===========    =========
     Taxes                                                          $   135,682    $   9,336
                                                                    ===========    =========

                               SPEEDLANE.COM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                               COMMON       ADDITIONAL
                                               SHARES         COMMON      PAID-IN     ACCUMULATED
                                             OUTSTANDING      STOCK       CAPITAL       DEFICIT         TOTAL
                                             -----------      -----       -------       -------         -----
OPENING BALANCE; December 31, 1999              4,332,562   $ 596,327    $2,561,402   $  (944,879)   $ 2,212,850)

Net Loss for the Period Ending June 30, 2000           --          --            --    (1,017,455)    (1,017,455)

Reverse Acquisition of Plume Creek, Inc. and
  Recapitalization of Par Value at $.05 per
  Share                                        44,140,000    (353,964)      353,964            --             --

Issuance of Common Shares for Services                 --          17        16,983            --         17,000
                                              -----------   ---------    ----------   -----------    -----------

Balance, June 30, 2000                         48,472,562   $ 242,380    $2,932,349   $(1,962,334)   $ 1,212,395
                                              ===========   =========    ==========   ===========    ===========

                               SPEEDLANE.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDING JUNE 30, 2000 AND 1999,
       AND FOR THE PERIOD FROM MARCH 25, 1970 (INCEPTION) TO JUNE 30, 2000


NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited, condensed financial statements reflect all normal recurring adjustments which are in the opinion of management, necessary to present a fair statement of the condensed financial position at June 30, 2000 and 1999, and the condensed statements of income and cash flows for the six month periods ending June 30, 2000 and 1999 and for the three month periods ending June 30, 2000 and 1999.

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

The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2   STOCKHOLDERS' EQUITY-DEFERRED COMPENSATION

In August 1999 450,000 shares were sold to service providers for $.01 per share. The shares had a market value of $5.00 per share. Because of the ongoing nature of the services provided, the company has elected to charge the additional compensation to expense ratably over five years beginning January 1, 2000. The current charge is $225,000.

NOTE 3   NOTES PAYABLE

The Company has entered into various "Bridge Loans" which are due and payable upon the completion of the funding of the pending Private Placement offering of the Company. Interest accrues on the loans at 11% per annum. As of June 30, 2000, $345,000 is the outstanding principle balance due on the loans. The funding of the Private Placement is expected to occur before December 31, 2000. Accrued interest payable on these loans at June 30, 2000 is $14,875.

NOTE 4   PRIVATE PLACEMENT MEMORANDUM

The Company is offering for sale up to 1,250,000 shares of the Company's common stock, par value $.001 per share. Each share will be offered at a price of $4.00. Each purchaser of the shares offered will also be issued warrants to purchase the number of shares of the Company's common stock, par value $.001 per share, that is equal to 100 percent of the aggregate number of the shares purchased. The share subscriber warrants will be exercisable at any time during the five year period commencing on the date of issuance at an exercise price per share of Common Stock equal to $1.00. When subscriptions of $500,000 are received and accepted by the Company, the initial closing will occur. The offering termination date of June 30, 2000 has been extended an additional 180 days. At June 30, 2000, $407,000 of deposits for subscriptions have been received.

                               SPEEDLANE.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDING JUNE 30, 2000 AND 1999,
       AND FOR THE PERIOD FROM MARCH 25, 1970 (INCEPTION) TO JUNE 30, 2000

NOTE 5   INCOME TAXES

The Company has cumulative losses at June 30, 2000 that could result in net operating loss carryforwards for federal income tax purposes. Ownership changes in the Company may result in an annual limitation on the utilization of operating loss carryforwards.

NOTE 6   PROPERTY AND EQUIPMENT

Property and Equipment consists of computer equipment stated at cost. Depreciation is computed utilizing the straight-line method, at rates based on the estimated useful lives, for financial reporting purposes. The accelerated cost recovery method is utilized for federal income tax purposes. Property, Plant, and Equipment consisted of the following:

           Computer Equipment                      $  26,673
                Less:  Accumulated
                  Depreciation                        (8,791)
                                                   ---------

                                                   $  17,882
                                                   =========


NOTE 7   BASIS OF CONSOLIDATION

The accompanying financial statements have been prepared to give effect to the exchange completed on the 23rd of March 2000. The two companies in the exchange are:

         Speedlane.com, Inc., a Nevada Corporation, (formerly Plume Creek, Inc. "The Company" and Speedlane, Inc., a California Corporation

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

REORGANIZATION

The following are the principal terms with respect to the exchange of share of capital stock of Speedlane.com, Inc. (The Company), a Nevada Corporation, formerly Plume Creek, Inc., for the shares of Speedlane, Inc., a California Corporation.

                               SPEEDLANE.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDING JUNE 30, 2000 AND 1999,
      AND FOR THE PERIOD FROM MARCH 25, 1970 (INCEPTION) TO MARCH 31, 2000


NOTE 7   BASIS OF CONSOLIDATION
(Continued)

Pre-Exchange Capitalization

The following is a summary of the pre-exchange capitalization:

PLUME CREEK, INC.

         Articles of Incorporation were filed with the State of Nevada. 250,000 shares were authorized at a par value of .001per share or $250.

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

         Plume Creek, Inc. issued 42,240,000 shares of its stock to Speedlane. Plume Creek, Inc. issued 1,900,000 shares of its stock to Chadbourne Securities as part of the facilitation of the merger.

         Calculation of total Plume Creek, Inc. shares issued and outstanding after the merger: Plume Creek, Inc. shares outstanding:
         o  prior to the merger                                 4,332,562
         o  amount of shares issued to Speedlane               42,240,000
         o  amount of shares issued to Chadbourne               1,900,000
                                                              -----------

               Total shares issued and outstanding             48,472,562
                                                              -----------

      Par value per share                                            .005
                                                                     ----

      Par value of shares issued and outstanding              $   242,363
                                                              ===========

Post Exchange Mechanics

After the exchange the capitalization consisted of 48,472,562 shares of common stock issued and outstanding.

                               SPEEDLANE.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDING JUNE 30, 2000 AND 1999,
      AND FOR THE PERIOD FROM MARCH 25, 1970 (INCEPTION) TO MARCH 31, 2000

NOTE 9   UNCERTAINTY - GOING CONCERN

The Company does not have any operating cash to meet its current operating requirements. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flows generated internally. The Company has experienced a net loss from continuing operations for the six months ended June 30, 2000 of $1,017,455.

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

General and Administrative. General and administrative expenses include expenses for financial and legal advisors. Management expects general and administrative expenses to increase in absolute dollars as the Company continues to expand its administrative infrastructure to support the anticipated growth, including costs associated with being a public company. For the period ended June 30, 2000, there were substantial nonrecurring expenses, including $174,000 in fees and commissions paid to Chadbourn Securities for the acquisition and related transaction expenses.

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

The acquisition was completed through the exchange of 42,240,000 shares of the Company's common stock for 100% of the outstanding stock of Old Speedlane. It was structured as a tax free statutory merger pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Because it was treated as a reverse acquisition for accounting purposes, the financial information for the period ended June 30, 2000 is consolidated, and the financial information for the period ended June 30, 1999 is that of Old Speedlane only.

The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:

                          Six Months Ended            Six Months Ended
                              June 30,                    June 30,
                                2000                        1999
                                ----                        ----

Revenues              $   135,852     100%          $ 219,127     100%
Expenses                1,153,307     849%            244,837     112%
                      -----------                   ---------
Net Loss
    From Operations   $(1,017,455)   (749%)         $ (25,710)    (12%)
                      ===========                   =========

Revenues. Revenues for the quarter ended June 30, 2000 were $135,852, which represented a decrease of $83,275, or 38%, from $219,127 for the quarter ended June 30, 1999. The decrease was primarily attributable to the ongoing development of the company's new flagship product, SpeedWiz.

Expenses. Expenses for the quarter ended June 30, 2000 were $1,153,307, which represented an increase of $908,470, or 715%, from $244,837 for the quarter ended June 30, 1999. The increase was primarily attributable to expenses related to the acquisition of Old Speedlane, consulting fees and stocks issued for services.

Liquidity and Capital Resources

Going Concern

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flows generated internally. The Company has experienced a net loss from continuing operations for the six months ended June 30, 2000 of $1,017,455.

Since Old Speedlane's inception, it has financed its operations primarily through the private placement of equity securities (through a SCOR offering in California) and cash flow from operations. As of June 30, 2000, cash reserves totaled $2,681 with total current assets of $148,589.

The consolidated statement of cash flows show net cash used for operating activities was $719,917 for the quarter ended June 30, 2000. Net cash used for operating activities consisted primarily of net operating losses and merger expenses. During that period, net cash provided by financing activities was $769,000. Net cash provided by financing activities was principally attributable to the proceeds from short term bridge loans and deposits received for intended private placement.

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

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings.

      NONE

Item 2.     Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2000, in connection with the acquisition of Old Speedlane, the Company issued 1,900,000 shares of Common Stock to Chadbourn Securities, its financial advisor, as partial payment for services rendered. The Company believes that the issuance of such shares was exempt from registration under the Securities Act of 1933 by virtue of Rule 506 promulgated hereunder. A restrictive securities legend has been placed on the certificates representing the shares.

During the quarter ended March 31, 2000, the Company issued 170,000 shares of Common Stock to nine accredited investors in connection with their extension of bridge loan financing to the Company. The Company believes that the issuance of such shares was exempt from registration under the Securities Act of 1933 by virtue of Rule 506 promulgated hereunder.

Item 3.       Default Upon Senior Securities.

      NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

     NONE

Item 5.  Other Information

     NONE

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

Date: June 2, 2000                        SPEEDLANE.COM, INC.


                                    By: /s/ Chris Mentzel
                                        ------------------
                                            Chris Mentzel
                                    Title:  President