Form 10QSB
period 2000-09-30
SPEEDLANE COM INC
filed 2000-12-29
CIK 1091563

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . .to . . . . . . . . . . . . . .
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . .0-26885

                               Speedlane.com, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

Nevada ............                                               82-0511729
--------------------                                          -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                         1648 Periwinkle Way, Suite A-1
                                Sanibel, Florida
                    (Address of principal executive offices)

                                      33957
                                   ----------
                                   (Zip Code)

                                 (941) 395-2211
                                 --------------
              (Registrant's telephone number, including area code)



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

Yes. . . .   No. . x . . .

The number of shares of Common Stock, par value $.0001 per share, outstanding as of September 30, 2000: 48,550,062

                               SPEEDLANE.COM. INC.
                                  BALANCE SHEET
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                     ASSETS

CURRENT ASSETS
     Cash - Operating Account                         $     491
     Accounts Receivable                                  5,700
     Prepaid & Refundable Taxes                         135,682
     Advances                                             4,900
                                                      ---------
       TOTAL CURRENT ASSETS                             146,773
                                                      ---------

FIXED ASSETS
     Property, Plant & Equipment                              -
     Accumulated Depreciation                                 -
                                                      ---------
       TOTAL FIXED ASSETS                                     -
                                                      ---------

OTHER ASSETS                                             31,221
                                                      ---------
     Deposits
       TOTAL OTHER ASSETS
                                                      ---------

          TOTAL ASSETS                                $ 177,994
                                                      =========

                               SPEEDLANE.COM. INC.
                                  BALANCE SHEET
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   LIABILITIES

CURRENT LIABILITIES
     Accounts Payable                                              $  234,308
     Short-Term Notes Payable - Bridge Loan                           345,000
     Accrued Payroll Taxes                                             32,802
     Accrued Interest Payable                                          24,273
     Loans Payable - Officers'                                        100,000
     Deposits - Private Placement                                     407,000
                                                                   ----------
       TOTAL CURRENT LIABILITIES                                    1,143,383
                                                                   ----------


                         STOCKHOLDERS' EQUITY (DEFICIT)

STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock; 200,000,000 shares authorized,
      48,550,062 shares issued and outstanding,
      par value $0.005 per share                                      242,417
     Deferred Compensation                                         (1,908,000)
     Additional Paid-in-Capital                                     3,049,553
     Accumulated Deficit                                           (2,349,359)
                                                                   ----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (965,389)
                                                                   ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $  177,994
                                                                   ==========

                               SPEEDLANE.COM. INC.
                                INCOME STATEMENT
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                  2000              1999
                                              -------------      -----------
REVENUES                                      $    178,958        $  270,984
EXPENSES                                         1,583,438           477,424
                                              -------------      -----------
     NET (LOSS)                               $ (1,404,480)       $ (206,440)
                                              =============       ==========
     HISTORICAL BASIC AND DILUTED (LOSS)
      PER SHARE                                    $ (0.03)          $ (0.01)
                                              =============       ==========
WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING                               48,499,562        24,236,281
                                              =============       ==========

                               SPEEDLANE.COM. INC.
                                INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                    2000               1999
                                                 -----------        -----------
REVENUES                                         $   43,106         $   51,857
EXPENSES                                            430,131            232,587
                                                 -----------        -----------
     NET (LOSS)                                  $ (387,025)        $ (180,730)
                                                 ===========        ===========
     HISTORICAL BASIC AND DILUTED (LOSS)
      PER SHARE                                  $    (0.01)        $    (0.01)
                                                 ===========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING                                48,499,562         24,236,281
                                                 ===========        ===========

                               SPEEDLANE.COM. INC.
                             STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                              2000             1999
                                                                         ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss from Operations                                            $ (1,404,480)      $ (206,439)
     Depreciation and Amortization                                            225,000            3,069
     Decrease (Increase) in Accounts Receivable                                 3,217          (27,471)
     Increase (Decrease) in Prepaid Taxes                                     161,086           (5,934)
     Increase (Decrease) in Accounts Payable and Accrued Expenses              57,075         (101,176)
                                                                         ------------       ----------
     Net Cash Flows Used by  Operating Activities                            (958,102)        (337,951)
                                                                         ------------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Fixed Assets                                                 (10,022)         (10,480)
     Net Loss on Disposal of Assets                                            17,882                -
     Deposits                                                                 (30,871)             350
     Officers Loans                                                            88,312           (4,900)
                                                                         ------------       ----------
     Net Cash Flows Provided (Used) by Investing Activities                    65,301          (15,030)
                                                                         ------------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Short-term Notes Payable - Bridge Loans                    345,000                -
     Deposits - Private Placement                                             407,000                -
     Sale of Common Stock                                                     117,241          323,957
     Issuance of Common Stock for Services                                     17,000           28,509
                                                                         ------------       ----------
      Net Cash Flows Provided by Financing Activities                         886,241          352,466
                                                                         ------------       ----------
NET INCREASE (DECREASE) IN CASH                                                (6,560)            (515)
CASH - BEGINNING OF PERIOD                                                      7,051           (5,155)
                                                                         ------------       ----------
CASH - END OF PERIOD                                                     $        491       $   (5,670)
                                                                         ============       ===========
CASH PAID DURING THE YEAR FOR:
     Interest                                                            $          -       $        -
                                                                         ============       ===========
     Taxes                                                               $    135,682       $    9,336
                                                                         ============       ===========

                               SPEEDLANE.COM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                    Common       Additional
                                                    Shares         Common        Paid-In      Accumulated
                                                  Outstanding      Stock         Capital        Deficit           Total
                                                  -----------    ----------      -------      ------------        -----
OPENING BALANCE; December 31, 1999                 4,332,562     $ 596,327    $ 2,561,402     $  (944,879)     $ 2,212,850
Net Loss - Period Ending September 30, 2000                -             -              -      (1,404,480)      (1,404,480)
Reverse Acquisition of Plume Creek, Inc. and
  Recapitalization of Par Value at $.05 per
  Share                                           44,140,000      (353,964)       353,964               -                -
Issuance of Common Shares for Services                 3,500            17         16,983               -           17,000
Sale of Common Stock                                  74,000            37        117,204               -          117,241
                                                  ----------     ---------    -----------     -----------       ----------
Balance, September 30, 2000                       48,550,062     $ 242,417    $ 3,049,553     $(2,349,359)      $  942,611
                                                  ==========     =========    ===========     ===========       ==========

                               SPEEDLANE.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999


NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited, condensed financial statements reflect all normal recurring adjustments which are in the opinion of management, necessary to present a fair statement of the condensed financial position at September 30, 2000 and 1999, and the condensed statements of income and cash flows for the nine month periods ending September 30, 2000 and 1999 and for the three month periods ending September 30, 2000 and 1999.

The accompanying condensed financial statements have been prepared in accordance with the instructions for Form 10QSB and, therefore, do not include all information, and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2   STOCKHOLDERS' EQUITY-DEFERRED COMPENSATION

In August 1999, 450,000 shares were sold to service providers for $.01 per share. The shares had a market value of $5.00 per share. Because of the ongoing nature of the services provided, the company has elected to charge the additional compensation to expense ratably over five years beginning January 1, 2000. The current charge is $225,000.

NOTE 3   NOTES PAYABLE

The Company has entered into various "Bridge Loans" which are due and payable upon the final closing by the Company of its private placement of equity securities. See Note 5. Interest accrues on the loans at 11% per annum. As of September 30, 2000, $345,000 is the outstanding principle balance due on the loans. Accrued interest payable on these loans at June 30, 2000 is $24,273.

NOTE 4   LOANS PAYABLE - OFFICERS

Certain officers advanced the Company funds. Such advances bore no interest and had no definite repayment terms. At September 30, 2000, these advances amounted to $100,000.

NOTE 5   PRIVATE PLACEMENT

The Company has authorized the sale of up to 1,250,000 shares of the Company's common stock, par value $.001 per share at a price of $4.00 per share. Each purchaser of the shares offered will also be issued warrants to purchase the number of shares of the Company's common stock, par value $.001 per share, that is equal to 100 percent of the aggregate number of the shares purchased.

                               SPEEDLANE.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999


NOTE 5   PRIVATE PLACEMENT
(Continued)

The share subscriber warrants will be exercisable at any time during the five-year period commencing on the date of issuance at an exercise price per share of Common Stock equal to $1.00. Between April and July 2000, the Company held an closings at which the Company issued 101,750 shares of Common Stock and warrants to purchase 101,750 shares of Common Stock, for an aggregate purchase price of $407,000. The offering termination date of June 30, 2000 has been extended an additional 180 days until December 31, 2000.

NOTE 6   INCOME TAXES

The Company has cumulative losses at June 30, 2000 that could result in net operating loss carryforwards for federal income tax purposes. Ownership changes in the Company may result in an annual limitation on the utilization of operating loss carryforwards.

NOTE 7   PROPERTY AND EQUIPMENT

Property and Equipment consists of computer equipment stated at cost. Depreciation is computed utilizing the straight-line method, at rates based on the estimated useful lives, for financial reporting purposes. The accelerated cost recovery method is utilized for federal income tax purposes. Property, Plant, and Equipment consisted of the following:

The Company has relocated, and substantially all of the assets were disposed of. The Company wrote off approximately $17,882 in equipment losses during the period ended September 30, 2000.

NOTE 8   BASIS OF CONSOLIDATION

The accompanying financial statements have been prepared to give effect to the exchange completed on the 23rd of March 2000. The two companies in the exchange are:

     Speedlane.com, Inc., a Nevada Corporation, (formerly Plume Creek, Inc. "The Company" and Speedlane, Inc., a California Corporation

After the exchange, the Company owned all of the outstanding shares of Speedlane, Inc. The exchange is accounted for utilizing the pooling of interests method. All assets are reflected at historical cost. For purposes of the proforma statements of stockholders' equity, multiple transactions are considered to have taken place concurrently. All subsequent references to the Company means the combined entity.

Reorganization

The following are the principal terms with respect to the exchange of share of capital stock of Speedlane.com, Inc. (The Company), a Nevada Corporation, formerly Plume Creek, Inc., for the shares of Speedlane, Inc., a California Corporation.

                               SPEEDLANE.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999


NOTE 8   BASIS OF CONSOLIDATION
(Continued)

Pre-Exchange Capitalization

The following is a summary of the pre-exchange capitalization:

Plume Creek, Inc.

     Articles of Incorporation were filed with the State of Nevada. 250,000 shares were authorized at a par value of .001per share or $250.

     Amendment was filed on June 9, 1999 changing the shares authorized to 100,000,000 and the par value per share to .005.

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

     Calculation of total Plume Creek, Inc. shares issued and outstanding after the merger: Plume Creek, Inc. shares outstanding:

     o     prior to the merger                                  4,332,562
     o     amount of shares issued to Speedlane                42,240,000
     o     amount of shares issued to Chadbourne                1,900,000
                                                              -----------

        Total shares issued and outstanding                    48,472,562
                                                              -----------
     Par value per share                                             .005
                                                              -----------
     Par value of shares issued and outstanding               $   242,363
                                                              ===========

Post Exchange Mechanics

After the exchange the capitalization consisted of 48,472,562 shares of common stock issued and outstanding.

                               SPEEDLANE.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999


NOTE 9   UNCERTAINTY - GOING CONCERN

The Company does not have any operating cash to meet its current operating requirements. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flows generated internally. The Company has experienced a net loss from continuing operations for the nine months ended September 30, 2000 of $1,404,480.

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

As a result of the reverse acquisition, Speedlane acquired the business assets of Old Speedlane. Old Speedlane provided internet-enabling technologies, product and services for consumer and business use. Pursuant to the acquisition agreement, the directors and officers of the Company resigned and the management of Old Speedlane filled the vacancies, and the former shareholders of Old Speedlane obtained 87.1% of the Company's total voting power. After the reverse acquisition, the Company continues the business of Old Speedlane.

Results of Operations

Revenues. The Company generates revenues primarily through sales of software that enhances the web surfing experience to customers. It recognizes revenues when the software is sold, most often in a credit card transaction. Management believes that growth in revenue will come from additional penetration in markets currently served by competitors, expansion of complementary product lines to existing and new customers, and development of future software targeted at the consumer market. The Company has spent, and will continue to spend, significant resources on research and development, as well as marketing.

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

General and Administrative. General and administrative expenses include expenses for financial and legal advisors. Management expects general and administrative expenses to increase in absolute dollars as the Company continues to expand its administrative infrastructure to support the anticipated growth, including costs associated with being a public company. For the period ended September 30, 2000, there were substantial nonrecurring expenses, including $174,000 in fees and commissions paid to Chadbourn Securities for the acquisition and related transaction expenses.

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

The acquisition was completed through the exchange of 42,240,000 shares of the Company's common stock for 100% of the outstanding stock of Old Speedlane. It was structured as a tax-free statutory merger pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Because it was treated as a reverse acquisition for accounting purposes, the financial information for the period ended September 30, 2000 is consolidated, and the financial information for the period ended September 30, 1999 is that of Old Speedlane only.

The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:

                             Nine Months Ended              Nine Months Ended
                               September 30,                  September 30,
                                   2000                             1999
                                   ----                             ----

Revenues                   $  178,958      100%           $  270,984      100%
Expenses                    1,583,438      884%              477,424      176%
                           ----------                    -----------
Net Loss
    From Operations      $ (1,404,480)    (784%)         $  (206,440)     (76%)
                         =============                   ============

Revenues. Revenues for the quarter ended September 30, 2000 were $178,958, which represented a decrease of $92,026, or 34%, from $270,984 for the quarter ended September 30, 1999. The decrease was primarily attributable to the ongoing development of the company's new flagship product, SpeedWiz.

Expenses. Expenses for the quarter ended September 30, 2000 were $1,583,438, which represented an increase of $1,106,014, or 452%, from $477,424 for the quarter ended September 30, 1999. The increase was primarily attributable to expenses related to the acquisition of Old Speedlane, consulting fees and stocks issued for services.

Liquidity and Capital Resources

Going Concern

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flows generated internally. The Company has experienced a net loss from continuing operations for the nine months ended September 30, 2000 of $1,404,480.

Since Old Speedlane's inception, it has financed its operations primarily through the private placement of equity securities (through a SCOR offering in California) and cash flow from operations. As of September 30, 2000, cash reserves totaled $491 with total current assets of $146,773. The total current liabilities were $1,143,383 as of September 30, 2000, which exceeded the current assets by $996,610.

The consolidated statement of cash flows show net cash used for operating activities was $(958,102) for the nine months ended September 30, 2000. Net cash used for operating activities consisted primarily of net operating losses and merger expenses. During that period, net cash provided by financing activities was $886,241. Net cash provided by financing activities was principally attributable to the proceeds from short-term bridge loans and deposits received for intended private placement.

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

      NONE

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

Date: December 28, 2000

                                    SPEEDLANE.COM, INC.


                                    By: /s/  Gary M. Fuchs
                                       -------------------

                                    Title: President and Chief Operating Officer